Form 10-K
period 2002-12-31
IMH ASSETS CORP IMPAC CMB TRUST SERIES 2002 9F
filed 2003-04-15
CIK 1211863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-100890-02

                   IMH ASSETS CORP IMPAC CMB TRUST SERIES 2002-9F
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0705301
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

            1401 Dove Street
           Newport Beach, CA                             92260
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 475-3600

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 5.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-9F
     CLASS A
     $174,503,831
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-9F
     CLASS A-IO
     $9,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-9F
     CLASS M-1
     $8,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-9F
     CLASS M-2
     $7,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-9F
     CLASS B
     $25,000,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

        There were no Form 8-K filed on behalf of this deal during the period covered by this report.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             By: Impac Funding Corporation
                                             as Master Servicer on behalf
                                             of the Registrant

                                             By: /s/: Richard J. Johnson
                                             Name: Richard J. Johnson
                                      Company:  Impac Funding Corporation
                                      Title:  Executive Vice President and
                                      Chief Financial Officer




Date:  April 15, 2003

Certification


I, Richard J. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac CMB Trust Series 2002-9F, Collateralized Asset-Backed Bonds, Series 2002-9F;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and ervicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust Company, as Trustee and Wendover Funding Inc., as Subservicer.

Date: April 15, 2003

By: /s/: Richard J. Johnson
Name: Richard J. Johnson
Company:  Impac Funding Corporation
Title:  Executive Vice President and Chief Financial Officer





EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.







Exhibit 99.1


                        IMPAC FUNDING CORPORATION       Toll Free 800/597.4101
                        1401 Dove Street                www.impaccompanies.com
                        Newport Beach, California 92660



OFFICER'S CERTIFICATE

Re: Impac CMB Trust Series 2002-9F, Collateralized Asset-Backed Bonds, Series 2002-9F

I, Mario R. Fegan, Jr., hereby certify that I am the Vice President, Master Servicing, of Impac Funding Corporation. I further certify, with respect to the Servicing Agreement, as Master Servicer, the following:

1. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Servicing Agreement for such year;

3. A review of the activities of each Subservicer during the Subservicer's most recently ended fiscal year on or prior to December 31, 2002 and its performance under its Subservicing Agreement has been made under my supervision; and

4. To the best of my knowledge, based on my review and the certification of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under the Servicing Agreement and its Subservicing Agreement in all material respects throughout the year.






IMPAC FUNDING CORPORATION,
as Master Servicer

By: /s/: Mario Fegan
Name: Mario R. Fegan, Jr.
Title:  Vice President, Master Servicing










Exhibit 99.2


KPMG Logo Here

355 South Grand Avenue
Suite 2000
Los Angeles, CA 90071-1568

Independent Account's Report

The Board of Directors
Impac Funding Corporation:

We have examined management's assertion, included in the accompanying Management Assertions on Servicing, that, except for the noncompliance items described in items 4 and 8, Impac Funding Corporation complied with the requirements for Master Servicer detailed in the Pooling and Servicing Agreements during the year ending December 31,2002. Management is responsible for Impac Funding Corporation's compliance with those requirements. Our responsibility is to express an opinion on Impac Funding Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accounts and, accordingly, included examining, on a teat basis, evidence about Impac Funding Corporation's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. Our examination did not extend to the controls at the sub-servicers. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Impac Funding Corporation's compliance with specific requirements.


Our examination disclosed the following material noncompliance with the requirements of the Master Servicer as detailed in the Pooling and Servicing Agreements applicable to Impac Funding Corporation during the year December 31,2002

          Cendant Mortgage Corporation, Countrywide Home Loans and Option One Mortgage Corporation, sub-servicers of the Master Servicer, are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours as required in the Pooling and Servicing Agreements.

          The Uniform Single Attestation Program for Mortgage Bankers (USAP) letters and sub-servicer officers certifications for two of the sub-servicers, Option One Mortgage and Lighthouse Community Bank, were as of April 30, 2002 and September 30,2002, rather then December 31,2002.




KPMG Logo Here






KPMG Logo here

          Flagstar Bank, a sub-servicer of the Master Servicer, does not provide a UASP letter to the Master Servicer.

          The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Masters Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the Pooling and Servicing Agreements.

          The Master Servicer was unable to provide executed copies of the Pooling and Servicing agreements for the CMB 2001-2 and SAC 2001-5 securitizations. Instead the Master Servicer provided unsigned copies of the agreements which they represented are the same as the executed copies. The Master Servicer indicated that the executed copied were destroyed by the September 11,2001 world trade center incident.


In our opinion, except for the material non-compliance items described in the third paragraph, Impac Funding Corporation complied, in all material respects, with the aforementioned requirements for the year ended December 31,2002.
These items of material noncompliance were considered in determining the nature, timing, and extent of the audit of the 2002 consolidated financial statements, and this report does not effect our reported dated January 29,2003. As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

This report is intended solely for the information and use of Deutsche Bank Trust Company, Americas and Wells Fargo Bank Minnesota, N.A. and not intended to be and should not be used by anyone other then these specific parties.

/s/: KPMG LLP

April 9,2003



















                             IMPAC FUNDING CORPORATION  Toll Free 800/597.4101
                             1401 Dove Street           www.impaccompanies.com
                             Newport, California 92660

KPMG LLP
600 Anton Blvd., Suite 700
Costa Mesa, CA 92626

April 14, 2003

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about Impac Funding Corporation's compliance with the master servicing requirements as detailed in the pooling and servicing requirements as of and for the year ended December 31,2002 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

Impac Logo Here

1. We are responsible for complying with the master servicing requirements as detailed in the pooling and servicing agreements.

2. We are responsible for establishing and maintaining effective internal control over compliance with the master servicing requirements.

3. We have performed an evaluation of Impac Funding Corporation's compliance with the master servicing requirements.

4. As of and for the year ending December 31,2002, Impac Funding Corporation has complied in all material respects with the master servicing requirements as detailed in the pooling and servicing agreements, excepted as noted in Management's Assertion on Master Servicing.

5. We have disclosed to you all known noncompliance with the master servicing requirements.

6. We have made available to you all documents related to compliance with the master servicing requirements.

7. We have disclosed any communications from regulatory agencies, internal audits, and other practitioners concerning possible noncompliance with the master servicing requirements, including communications received between the end of the period addressed in Management's Assertion on Master Servicing and the date of the independents accounts' report.

8. We have disclosed to you any known noncompliance occurring subsequent to December 31,2002.

9. We noted there have been no losses incurred on permitted investments held by the Master Servicer or any sub-servicer for the year ended December 31,2002.

10. We affirm that the unsigned copies of the Pooling and Servicing agreements for the CMB 2001-2, SAC 2001-5 and the Lehman Brothers Bank 9/1/99 securitizations are the same as the executed copies which were destroyed in the September 11,2001 World Trade Center incident.







Very truly yours,

Impac Funding Corporation

/s/: Richard Johnson
Richard Johnson
Chief Financial Officer


/s/: Mario R. Fegan
Mario R. Fegan
Vice President Master Servicing





































                             IMPAC FUNDING CORPORATION  Toll Free 800/597.4101
                             1401 Dove Street           www.impaccompanies.com
                             Newport, California 92660

MANAGEMENT ASSERTION ON MASET SERVICING

As of and for the year ended December 31,2002, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in the Pooling and Servicing Agreements (PSA's) relating to the securitizations as listed in the attachment to this letter, except for the areas as detailed in this assertion.

The following is a list of the specific requirements that the Master Servicer complied with during the year ended December 31,2002:

1. The Master Servicer does not assert that the sub-servicers are in compliance with the PSA's, except that the sub-servicers' agreements comply with the requirements of the Master Servicer under the PSA's, except as noted in the following assertions.

2. The Master Servicer has complied with the requirements as stated with in the "Collection of Taxes, Assessments and Similar Items: Servicer Accounts" section of the Pooling and Servicing Agreement.

3. The Master Servicer has complied with the requirements as stated within the " Annual Statement of Compliance" section of the Pooling and Servicing Agreement.

4. The Master Servicer has complied with the requirements as states within the "Collection of Mortgage Payments" section of the Pooling and Servicing Agreement, except that:

     Cendant Mortgage Corporation, Countrywide Home Loans and Option One Mortgage Corporation, sub servicers of the Master Servicer, are allowed 48 hours to deposit payments into the protected accounts rather than the 24 as required in the PSA's.

     The Uniform Single Attestation Program for Mortgage Bankers (USAP) letters and sub-servicer officers certifications for two of the sub-servicers, Option One Mortgage and Lighthouse Community Bank, were as of April 30, 2002 and September 30,2002, rather then December 31,2002.

     Flagstar Bank, a sub-servicer of the Master Servicer, does not provide a UASP letter to the Master Servicer.

     The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Masters Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the Pooling and Servicing Agreements.

     The Master Servicer was unable to provide executed copies of the Pooling and Servicing agreements for the CMB 2001-2 and SAC 2001-5 securitizations. Instead the Master Servicer provided unsigned copies of the agreements which they represented are the same as the executed copies. The Master Servicer indicated that the executed copied were destroyed by the September 11,2001 world trade center incident.

5. The Master Servicer has complied with the requirements as stated within the "Maintenance of Primary Insurance Policies: Collections Thereunder" section of the Pooling and Servicing Agreement.

6. The Master Servicer has complied with the requirements as stated within the "Maintenance of Hazard Insurance and Fidelity Coverage" section of the Pooling and Servicing Agreement.
7. The Master Servicer has complied with the requirements as stated within the "Protected Accounts" section of the Pooling and Servicing Agreement.

8. The Master Servicer has complied with the requirements as stated within the "Withdrawals from Collection Accounts" section of the Pooling and Servicing
    Agreement except that:

     The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Masters Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the Pooling and Servicing Agreements.





Impac Funding Corporation

April 9,2003

/s/: Richard Johnson
Richard Johnson
Chief Financial Officer


/s/: Mario R. Fegan
Mario R. Fegan
Vice President Master Servicing



















Management Assertion on Master Servicing

Year Ending December 31,200

Issue Name

IMPAC CMB 2002-1                                      IMPAC SAC 2001-1
IMPAC CMB 2002-2                                      SAC 2001-2
IMPAC CMB 2002-3                                      SAC 2001-3
IMPAC CMB 2002-4                                      SAC 2001-4
IMPAC CMB 2002-5                                      SAC 2001-5
IMPAC CMB 2002-6                                      SAC 2001-6
IMPAC CMB 2002-7                                      SAC 2001-7
IMPAC CMB 2002-8                                      SAC 2001-8
IMPAC CMB 2002-9                                      IMPAC CMB 2000-2
IMPAC SAC 2002-1                                      IMPAC SAC 2000-4
IMPAC SAC 2002-2                                      IMPAC SAC 2000-5
IMPAC SAC 2002-3                                      WELLS FARGO WHOLE LOAN
PFCA HM EQTY INVMT TR 2002-IFC1
PFCA HM EQTY INVMT TR 2002-IFC2
BEAR STEARNS 1996-1
BEAR STEARNS 1996-3
BEAR STEARNS 1996-4
BEAR STEARNS 1996-9
ICIFC-SECURED ASSET 1997-1
ICIFC-SAC 1997-2
ICIFC-SECURED ASSET 1997-3
ICIFC-SAC 1999-2
IMPERIAL CMB 1998-2
SAC 1998-F1
SAC 1998-S1
SAC 1998-S2
SAC 1999-S1
SAC 2000-1
SAC 2000-2
SAC 2000-3
CMB 1998-1
CMB 2001-1
CMB 2001-2
CMB 2001-3
CMB 2001-4